Form 10QSB
period 2000-03-31
CYTTRAN INTERNATIONAL INC
filed 2000-06-09
CIK 706212

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 2000

       Commission File Number             2-79056


                        CYTTRAN INTERNATIONAL, INC.
        (Exact name of registrant as specified in its charter)


            NEW JERSEY                             22-2325592
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                      6975 SOUTH 1300 EAST # 600
                          MIDVALE, UTAH 84047
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 256-9600



             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                           Yes      No  X

and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  X    No


                             7,958,367
                     (Number of shares of common
                       stock the registrant had
                    outstanding as of May 1, 2000)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from September 30, 1999 through March 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                 INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Cyttran International, Inc.
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Cyttran International, Inc. as of March 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cyttran International, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying balance sheet as of September 30, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated January 21, 2000.

The accompanying statement of operations and cash flows for the three month and six month period ended March 31, 1999 and the three months ended December 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them.




Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
May 19, 2000


                     CYTTRAN INTERNATIONAL, INC.
                            Balance Sheet


                                ASSETS

                                                      March 31,   September 30,
                                                       2000       1999
                                                     (Reviewed)    (Audited)

     TOTAL ASSETS                           $    -            $         -


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Taxes Payable                                    200               200

     Total Current Liabilities                        200              200


STOCKHOLDERS' EQUITY

     Common Stock 50,000,000 shares
        authorized at $.001 par value;
        7,958,367 shares issued and outstanding       79,583          79,583
     Capital in Excess of Par Value                  864,941         864,941
     Retained Deficit                               (944,724)       (944,724)

     Total Stockholders' Equity                        (200)           (200)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $      -       $       -


                     CYTTRAN INTERNATIONAL, INC.
                  Statement of Stockholders' Equity
                            March 31, 2000

                                            Additional
                        Common     Common    Paid -in          Retained
                       Shares      Stock     Capital           Deficit

Balance, September 30, 1998
   (Audited)                    7,958,367           79,583             863,441
        (944,524)

Loss for the Year                  -          -         -          (200)

Balance, September 30, 1999
   (Audited)                    7,958,367    79,583    863,441   (944,724)

Loss, March 31, 2000      -            -        -              -

Balance, March 31, 2000
   (unaudited)             7,958,367   79,583      863,441         (944,724)


                     CYTTRAN INTERNATIONAL, INC.
                       Statements of Operations


                For the Three  For the Three   For the Six    For the Six
                Months Ended   Months Ended    Months Ended   Months Ended
                March 31,      March 31,       March 31,      March 31,
                 2000           1999              2000         1999
              (Reviewed)     (Unaudited)   (Unaudited)    (Unaudited)

REVENUE              $     -             $-          $      -    $-

EXPENSES                 -                       -         -
                 -

NET INCOME (LOSS)
    -Before Taxes    $           -       $    -      $      -    $-

     Taxes               -          -           -          -

INCOME (LOSS)        $                -              $     -          $-
 $-

Loss Per Common Share         $               -      $               -     $-
     $           -

Average Outstanding
 Shares                 7,958,367      7,598,367        7,958,367  7,598,367


                     CYTTRAN INTERNATIONAL, INC.
                       Statements of Cash Flows


                    For the Three For the Three   For the Six    For the Six
                    Months Ended  Months Ended    Months Ended   Months Ended
                    March 31,     March 31,       March 31,      March 31,
                    2000          1999            2000           1999
                   (Reviewed)    (Unaudited)   (Unaudited)    (Unaudited)

CASH FLOWS FROM
   OPERATING ACTIVITIES       $     -      $    -     $    -     $-
     Net Income (Loss)        -          -           -           -
                         -          -           -          -

CASH FLOWS FROM
   INVESTING ACTIVITIES       -          -           -           -
                         -          -           -          -
CASH FLOWS FROM
   FINANCING ACTIVITIES       -          -           -           -
                         -          -           -          -

INCREASE (DECREASE)
   IN CASH AND CASH
   EQUIVALENTS           -        -             -          -

CASH AND CASH
   EQUIVALENTS AT THE
   BEGINNING OF PERIOD        -          -           -           -

CASH AND CASH
   EQUIVALENTS AT
   END OF PERIOD     $ -       $              -      $     -          $-

CASH PAID DURING
   THE PERIOD FOR:
    Interest         $ -       $  -        $    -      $   -
    Income Taxes (Including
      Penalties & Interest)   $   -        $  -        $   -          $-


                     CYTTRAN INTERNATIONAL, INC.
                  Notes to the Financial Statements
                            March 31, 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Background and History Cyttran International, Inc. was incorporated in the state of New Jersey on October 20, 1980 and was formerly in the business of designing, developing, manufacturing, and marketing advanced ceramic cutting tools used by industrial manufacturers. The Company sold off or abandoned all of its assets related to that industry in 1990 and has had no operations since that time.

     Cash and Cash Equivalents The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

NOTE 2 -INCOME TAXES

     The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended September 30, 1999 and was applied retroactively.

     Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes
(a) the amount of taxes payable or efundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accountingtransactions for tax and financial reporting purposes. There were no emporary differences at September 30, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards of approximately $1,500 at September 30, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 1998 have been offset by valuation reserves of the same amount.

     The Company has available approximately $1,500 in net operating loss carryforwards that will begin to expire in the year 2010. The Company has accrued $200 per year minimum state income taxes.

                     CYTTRAN INTERNATIONAL, INC.
                  Notes to the Financial Statements
                            March 31, 2000


NOTE 3 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $(200) as operating capital at March 31, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarters and six months ended March 31, 2000 and March 31, 1999, the registrant had no net income.

     Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

                                        PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                                        None
Item 2.   Changes in Securities.                                    None
Item 3.   Defaults Upon Senior Securities.                          None
Item 4.   Submission of Matters to a Vote of Security Holders.      None
Item 5.   Other Information.                                        None
Item 6.   Exhibits and Reports on Form 8-K.                         None

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated May 1, 2000
                                                Cyttran International, Inc.



s/s Crouch, Bierwolf & Chisholm
Salt Lake City, UT