Form 10QSB
period 2000-06-30
CYTTRAN INTERNATIONAL INC
filed 2000-07-28
CIK 706212

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 2000

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


                          Yes  X    No


                            37,958,367
                     (Number of shares of common
                       stock the registrant had
                   outstanding as of July 26, 2000)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and changes in its financial position from September 30, 1999 through June 30, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.









                 INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Cyttran International, Inc.
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Cyttran International, Inc. as of June 30, 2000, and the related statements of income, stockholders' equity, and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cyttran International, Inc.

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

The accompanying statement of operations and cash flows for the three month and nine month periods ended June 30, 1999 were not audited by us and, accordingly, we do not express an opinion on them.




Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
July 26, 2000
                     CYTTRAN INTERNATIONAL, INC.
                            Balance Sheet


                                ASSETS

                                                     June 30,     September 30,
                                                     2000          1999
                                                    (Reviewed)    (Audited)
     CURRENT ASSETS

     Cash                                    $        20,000         $  -

     TOTAL ASSETS                            $        20,000         $  -


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Taxes Payable                                       200            200

     Total Current Liabilities                           200            200


STOCKHOLDERS' EQUITY

     Common Stock 50,000,000 shares
        authorized at $.001 par value;
        37,958,367 shares issued and outstanding       109,583       79,583
     Capital in Excess of Par Value                    864,941      864,941
     Retained Deficit                                 (954,724)    (944,724)

     Total Stockholders' Equity                         19,800        (200)

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $           20,000            -



                     CYTTRAN INTERNATIONAL, INC.
                  Statement of Stockholders' Equity
                            June 30, 2000

                                            Additional
                        Common     Common    Paid -in              Retained
                        Shares     Stock    Capital               Deficit

Balance, September 30, 1998
   (Audited)           7,958,367    79,583     863,441        (944,524)

Loss for the Year         -            -          -               (200)

Balance, September 30, 1999
   (Audited)           7,958,367     79,583     863,441        (944,724)

Shares issued for services
   -April 2000          10,000,000   10,000      -         -

Shares issued for cash
-April 2000 20,000,000     20,000               -       -

Loss, June 30, 2000          -                 -       -           (10,000)

Balance, June 30, 2000
   (unaudited)          37,958,367   109,583      863,441       (954,724)


                     CYTTRAN INTERNATIONAL, INC.
                       Statements of Operations


                   For the Three For the Three  For the Nine   For the Nine
                   Months Ended  Months Ende d  Months Ended   Months Ended
                   June 30,       June 30,      June 30,       June 30,
                     2000          1999           2000         1999
                  (Reviewed)    (Unaudited)   (Reviewed)     (Unaudited)

REVENUE              $     -             $-          $      -    $-

EXPENSES             10,000            -       10,000             -

NET INCOME (LOSS)
    -Before Taxes   $(10,000)      $    -     $ (10,000) $-

     Taxes               -          -           -          -

INCOME (LOSS)        $                (10,000)       $     -
$(10,000) $-

Loss Per Common Share     $ -      $     -     $-      $           -

Average Outstanding
Shares      37,958,367      7,598,367        17,598,367 7,598,367


                     CYTTRAN INTERNATIONAL, INC.
                       Statements of Cash Flows


                    For the Three For the Three  For the Nine   For the Nine
                    Months Ended  Months Ended  Months Ended   Months Ended
                     June 30,    June 30,      June 30,        June 30,
                    2000          1999           2000            1999
                   (Reviewed)   (Unaudited)   (Reviewed)     (Unaudited)

CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net Income
     (Loss)     $     (10,000)    $     -     $(10,000) $-
     Increase (decrease) in
        Taxes payable         -          -           -          (1,500)
     Expenses paid by stock
         Issuance      10,000       -         10,000       -
                         -          -           -        (1,500)

CASH FLOWS FROM
   INVESTING ACTIVITIES       -          -           -           -

CASH FLOWS FROM
   FINANCING ACTIVITIES
     Issuance of common
       stock for cash         20,000     -           20,000     1,500
                       20,000       -         20,000      1,500

INCREASE (DECREASE)
   IN CASH AND CASH
   EQUIVALENTS         20,000     -           20,000       -

CASH AND CASH
   EQUIVALENTS AT THE
   BEGINNING OF PERIOD        -          -           -           -

CASH AND CASH
   EQUIVALENTS AT
   END OF PERIOD     $ 20,000  $              -      $   20,000       $-

CASH PAID DURING
   THE PERIOD FOR:
    Interest         $ -       $  -        $    -      $   -
    Income Taxes (Including
      Penalties & Interest)   $   -        $  -        $   -          $1,500



                     CYTTRAN INTERNATIONAL, INC.
                  Notes to the Financial Statements
                            June 30, 2000

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

NOTE 2 -INCOME TAXES

     The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended September 30, 1999 which was applied retroactively.

     Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes
(a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences at September 30, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

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

                     CYTTRAN INTERNATIONAL, INC.
                  Notes to the Financial Statements
                            June 30, 2000


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $19,800 as operating capital at June 30, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. During the quarter and nine months ended June 30, 2000 the registrant had a net loss of $10,000. During the same time periods of the previous year, the Company had no net income due to a lack of operations.

     Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will besuccessful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

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


Dated July 26, 2000
                                               Cyttran International, Inc.

                                                /s/ Robert Wallace




























We hereby consent to the use of our review report of Cyttran International, Inc. dated July 26, 2000 for the period ended June 30, 2000 in the Form 10QSB Report for the period then ended.




s/s Crouch, Bierwolf & Chisholm
Salt Lake City, UT