Form 10KSB
period 2000-09-30
CYTTRAN INTERNATIONAL INC
filed 2000-12-28
CIK 706212

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended SEPTEMBER 30, 2000

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                       Commission File No. 2-79056

                        CYTTRAN INTERNATIONAL, INC.
          (Exact name of Registrant as specified in its charter)

                     NEW JERSEY                        22-2325592
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

           10200 WEST 44TH AVENUE, STE 400, WHEAT RIDGE, CO 80033
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 256-9600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
 [ X] YES     [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X  ]

Revenue for the year ended September 30, 2000:   $ 0.

As of December 11, 2000 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 11, 2000 the number of shares outstanding of the Registrant's Common Stock was 7,958,367.





                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

          Cyttran International, Inc., ("the Company")was organized in October 1980 in the State of New Jersey under the name "Cyttran International, Inc." and was formerly in the business of designing, developing, manufacturing and marketing ceramic cutting tools used by industrial manufacturers. The Company sold off or abandoned all of its assets related to that industry in 1990 and has had no operations since that time.

          The Company is currently seeking a business opportunity merge with or acquire, but to date has not located in any such business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2.  DESCRIPTION OF PROPERTY

          None

ITEM 3.  LEGAL PROCEEDINGS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 2000, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 2000 there appeared to be little or no trading in the stock of the Company. As of December 14, 2000, the Company had approximately 243 shareholders of record.

          The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no revenue during the year ended September 30, 2000. Total stockholders' equity was $(400), as compared to $(200) at September 30, 1999. The Company has no operating capital for future operations.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful n obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

          The Company reported a loss of $(200) for the year ended September 30, 2000, compared to a loss of $(200) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of September 30, 2000.

          Statements of Operations for the years ended September 30, 2000 and September 30, 1999.

          Statement of Stockholders' Equity for the period from October 1, 1998 to September 30, 2000.

          Statement of Cash Flows for the years ended September 30, 2000 and September 30, 1999.

          Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None




                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

                           Age          Director
     Name                (2000)          Since         Position with the
Company

Robert Wallace               65           1999         Director/President

Robert Wallace, President and Director, has been a teacher, counselor and school administrator in the Southern California for the last 30 years. Since his retirement from the school system, Mr. Wallace has been involved in several mergers and acquisitions for the past several years.

Mr. Wallace has a bachelors degree in animal husbandry from Brigham Young University, a masters degree in counseling psychology from Arizona State University, and a PHD in Counseling Psychology from USC.


ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     During the current fiscal year, no one in the Company's management received more than $60,000 in compensation.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     There are currently no agreements with members of management as to employment or compensation.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     There is currently no compensation paid to non-employment directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Amount and Nature
      Name and Address          Of Beneficial   Percent of
      of Beneficial Owner          Ownership                 Class

      Larry E. Clark           4,256,827                   53.5%

      Robert Wallace (Director)       -                 -

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch, Bierwolf & Chisholm

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the fiscal year ended September 30, 2000.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Cyttran International, Inc.

                   By:

                   /s/ Robert Wallace

Dated: December 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Robert Wallace          President and Director          December 14, 2000
                            (Principal Executive and
                             Financial Officer)






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheet - September 30, 2000.

       Statements of Operations - For the years ended September 30, 2000 and September 30, 1999.

       Statement of Stockholders' Equity - For the period from October 1, 1998 to September 30, 2000.

       Statement of Cash Flows - For the years ended September 30, 2000 and September 30, 1999.

       Notes to Financial Statements









                     INDEPENDENT AUDITOR'S REPORT


Stockholders and Directors
Cyttran International, Inc.
Salt Lake City, Utah


     We have audited the accompanying balance sheet of Cyttran International, Inc. as of September 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyttran International, Inc. at September 30, 2000, and the results of its operations and cash flows for the years ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has little operating capital and has had only startup operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, UT
November 16, 2000

                     CYTTRAN INTERNATIONAL, INC.
                            Balance Sheet


                                ASSETS

                                                September 30,
                                                      2000


     TOTAL ASSETS                      $              -


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Taxes Payable (Note 2)             $            400

     Total Current Liabilities                       400


STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock 50,000,000 shares
        authorized at $.01 par value;
        7,958,367 shares issued and outstanding          79,583
     Capital in Excess of Par Value                      864,941
     Retained Deficit                                   (944,924)

     Total Stockholders' Equity (Deficit)                   (400 )

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY(DEFICIT)                            $            -



                     CYTTRAN INTERNATIONAL, INC.
                       Statements of Operations

                                        For the Year         For the Year
                                        Ended                Ended
                                         September 30,       September 30,
                                               2000                1999

REVENUE                                 $ -                  $   -

EXPENSES

     Total Expenses                       -                      -

NET INCOME (LOSS) - Before Taxes         $-                  $   -

     Taxes (Note 1)                          200                200


INCOME (LOSS)                           $  (200)            $   (200)

Loss Per Common Share (Note 1)          $    -              $    -




Average Outstanding Shares                  7,958,367             7,958,367




                     CYTTRAN INTERNATIONAL, INC.
                  Statements of Stockholders' Equity
                          September 30, 2000

                                            Capital in
                        Common     Common    Excess of           Retained
                        Shares     Stock     Par Value           Deficit

Balance,
 September
 30, 1998              7,958,367    79,583      863,441           (944,524)

Contribution to
Capital                    -          -         1,500      -

Loss for the Year          -           -          -                 (200)

Balance,
September 30, 1999    7,958,367      79,583     864,941           (944,724)

Loss for the Year          -            -          -                 (200)

Balance,
September 30, 2000    7,958,367   $  79,583  $  864,941        $   (944,924)


                     CYTTRAN INTERNATIONAL, INC.
                       Statements of Cash Flows

                                      For the Year             For the Year
                                       Ended                      Ended
                                      September 30,              September 30,
                                          2000                     1999

CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                     $    (200)  $   (200)
   Depreciation
   Extinguishment of Debt                     -          -
   Increase (Decrease)
     in Accounts Payable/Interest Payable
   Increase (Decrease) in Taxes Payable        200         200
   Expenses paid by Stock Issuance            -           -

                                              -           -

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Fixed Assets                               -           -
                                              -           -
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock for
      Debt (Note 4)                           -           -
   Issuance of Note Payable for
      Debt (Note 5)                           -          -
                                              -          -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        -           -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                 -          -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                  $         -     $      -

CASH PAID DURING THE PERIOD FOR:
   Interest                              $    -      $    -
   Income Taxes (Including
      Interest & Penalties               $    -      $    -




                     CYTTRAN INTERNATIONAL, INC.
                  Notes to the Financial Statements
                          September 30, 2000

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

     Deferred income taxes result from temporary differences in the recognition of accountingtransactions for tax and financial reporting
purposes.   There were no temporary differences  at September 30, 2000 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards of approximately $900,000 at September 30, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2000 have been offset by valuation reserves of the same amount.

     The Company has available approximately $900,000 in net operating loss carryforwards that has begun to expire in the year 2000. The Company has accrued $200 per year minimum state income taxes.

NOTE 3 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and iabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.



                     CYTTRAN INTERNATIONAL, INC.
                  Notes to the Financial Statements
                          September 30, 2000

NOTE 4 -  GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.











We hereby consent to the use of our audit report of Cyttran International, Inc. dated November 16, 2000 for the year ended September 30, 2000 in the Form 10KSB Annual Report for the year 2000.



s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT