Form 10QSB
period 2000-12-31
CYTTRAN INTERNATIONAL INC
filed 2001-02-20
CIK 706212

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                          Yes  X    No

and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  X    No


                             7,958,367
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of January 30, 2001)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations and changes in its financial position from September 30, 2000 through December 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                     CYTTRAN INTERNATIONAL, INC.
                            Balance Sheets


                                ASSETS

                                           December 31, September 30,
                                              2000        2000
                                           (unaudited)

  TOTAL ASSETS                             $    -      $    -

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable                            16,732        -
  Taxes Payable                                400         400

  Total Current Liabilities                  17,132        400

STOCKHOLDERS' EQUITY (DEFICIT)

  Common Stock 50,000,000 shares
     authorized at $.01 par value;
     7,958,367 shares issued and
               outstanding                   79,583      79,583
  Capital in Excess of Par Value             864,941     864,941
  Retained Deficit                          (961,656)   (944,924)

  Total Stockholders' Equity (Deficit)       (17,132)       (400)

  TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY         $      -              $-


                     CYTTRAN INTERNATIONAL, INC.
                       Statements of Operations
                             (unaudited)

                                           For the Three       For the Three
                                           Months Ended        Months Ended
                                           December 31,        December 31,
                                              2000             1999

REVENUE                                    $    -      $    -

EXPENSES                                      16,732        -

NET INCOME (LOSS) - Before Taxes           $ (16,732)  $    -

  Taxes                                         -           -

INCOME (LOSS)                              $ (16,732) $     -

Loss Per Common Share                      $    -      $    -

Average Outstanding Shares                 7,958,367   7,958,367


                     CYTTRAN INTERNATIONAL, INC.
                       Statements of Cash Flows
                             (unaudited)

                                           For the Three        For the Three
                                           Months Ended         Months Ended
                                           December 31,         December 31,
                                              2000              1999
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                       $   -       $    -
     Increase in Accounts Payable            (16,732)       -
                                             (16,732)          -

CASH FLOWS FROM
  INVESTING ACTIVITIES                          -           -
                                                -           -
CASH FLOWS FROM
  FINANCING ACTIVITIES                          -           -
                                                -           -
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          -           -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                   -           -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                         $    -      $    -

CASH PAID DURING THE PERIOD FOR:
     Interest                              $    -      $    -
   Income Taxes (Including
      Penalties & Interest)                $     684   $    -






                     CYTTRAN INTERNATIONAL, INC.
                  Notes to the Financial Statements
                          December 31, 2000

NOTE 1 - INTERIM FINANCIAL STATEMENTS


       The financial statements for the three months ended December 31, 2000
were prepared from the   books and records of the Company.  Management believes
that all adjustments have been made to the financial statements to make a fair
presentation of the financial condition of the Company as of   December 31,
2000. The results of the three months are not indicative of a full year of operation for the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant has approximately $(17,132) as operating capital at December 31, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

  Results of Operation. Due to the lack of operations during the quarter ended December 31, 2000, the registrant had net loss of only $(16,732) compared to $0 in the same period last year.

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

     In 2001, the Company created a Nevada subsidiary with intentions to merge the parent corporation with the subsidiary to change domicile to the State of Nevada.

Item 6. Exhibits and Reports on Form 8-K.          None

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated January 23, 2001             Cyttran International, Inc.
                                   /s/ Robert Wallace