Form 10QSB
period 2001-03-31
CYTTRAN INTERNATIONAL INC
filed 2001-05-23
CIK 706212

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended                          March 31, 2001

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

Yes X                  No

7,958,367
(Number of shares of common stock the registrant had
outstanding as of May 14, 2001)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and changes in its financial position from September 30, 2000 through March 31, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cyttran International, Inc.
Balance Sheet

                                                                                                                  March                September
                                                                                                                  31, 2001               30, 2000
                                                                                                                 Unaudited

Assets

Current Assets                                                                                                                            $ 0                         $        0

Total Assets                                                                                                                                 $0                           $       0

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable                                                                                                                        19,978                             0
Taxes Payable                                                                                                                                     400                         400

Total Current Liabilities                                                                                                                 20,378                         400

Stockholders' Equity
Common Stock, 50,000,000 Shares
authorized at $0.001 par value;
7,758,367 shares issued and outstanding                                                                                   79,583                     79,583
Capital in Excess of Par Value                                                                                                      864,941                  864,941
Retained Earnings                                                                                                                        (964,902)               (944,924)

Total Stockholders' Equity                                                                                                           (20,378)                    (400)

Total Liabilities and Stockholders' Equity                                                                                  $ 0                           $ 0

Cyttran International, Inc.

Statements of Operations
Unaudited

                                                                                For the Three Months Ended                     For the Six Months Ended
                                                               March 31,         March 31,                              March 31,     March 31,
                                                                   2001                    2000                                       2001                 2000
Revenues                                                                     $  0                         $  0                                        $0                   $0

Expenses                                                                           3,246                      0                                          19,978             0

Net Income
Before Taxes                                                                    (3,246)                    0                                         (19,978)            0

Taxes                                                                                  0                             0                                             0                     0

Income                                                                         $ (3,246)                    $ 0                                        $ (19,978)        $0

Loss Per
Common Share                                                          $ (0.00)                       $ (0.00)                                  $ (0.00)        $ (0.00)

Weighted Average
Shares Outstanding                                                   7,958,367                     7,958,367                            7,958,367          7,958,367

Cyttran International, Inc.

Statements of Cash Flows

                                                                                                                                                    For the Six Months Ended
                                                                                                                  March 31,      March 31,
                                                                                                                      2001              2000

Cash Flows from
Operating Activities

Net Income (Loss)                                                                                                                         $ (19,978)           $ 0
Increase (Decrease)
in Accounts Payable                                                                                                                         19,978                0

Net Cash Provided
By Operating Activities                                                                                                                           0                     0

Cash Flows from
Investing Activities                                                                                                                                   0                       0

Net Cash Provided
By Investing Activities                                                                                                                           0                       0

Cash Flows from
Financing Activities                                                                                                                                   0                        0

Net Cash Provided
By Financing                                                                                                                                                 0                       0

Increase in Cash
And Cash Equivalents                                                                                                                                0                       0

Cash and Cash
Equivalents at
Beginning of Period                                                                                                                                      0                          0

Cash and Cash
Equivalents at
End of Period                                                                                                                                                $ 0                    $ 0

Supplement Cash Disclosure

Interest                                                                                                                                                          $ 0                     $ 0
Taxes                                                                                                                                                                0                        0

Cyttran International, Inc.
Notes to the Financial Statements
March 31, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The financial statements for the six months ended March 31, 2001 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2001. The results of the six months are not indicative of a full year of operation for the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(20,378) as operating capital at March 31, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the periods ended March 31, 2001 and March 31, 2000, the registrant had a net loss of $(19,978) and $(0) respectively.

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

PART II

OTHER INFORMATION

Item 1.                                                   Legal Proceedings                                                                               None

Item 2.                                                   Changes in Securities                                                                          None

Item 3.                                                    Defaults Upon Senior Securities                                                       None

Item 4.                                                    Submission of Matters to a Vote of Security Holders                 None

Item 5.                                                     Other Information                                                                               None

Item 6.                                                     Exhibits and Reports on Form 8-K                                                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated May 14, 2001
Cyttran International, Inc.

/s/ Robert Wallace