Form 10QSB/A
period 2001-03-31
CYTTRAN INTERNATIONAL INC
filed 2001-06-12
CIK 706212

FORM 10-QSB/A

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

Commission File Number 2-79056

CYTTRAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA                                                                                 22-2325592
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

Cyttran International, Inc.
Balance Sheet

                                                                                                           March                  September
                                                                                                            31, 2001                   30, 2000
                                                                                                           Unaudited

Assets

Current Assets                                                                                                                       $0                           $ 0

Total Assets                                                                                                                            $0                          $0

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                                                                                19,978                         0
Taxes Payable                                                                                                                           400                      400

Total Current Liabilities                                                                                                      20,378                     400

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

Cyttran International, Inc.

Statements of Operations
Unaudited

                                                                    For the Three Months Ended               For the Six Months Ended
                                                                     March 31,       March 31,                         March 31,     March 31,
                                                                         2001               2000                                   2001                2000

Revenues                                                                           $ 0                    $0                                     $0                    $ 0

Expenses                                                                           3,246                    0                                     19,978                0

Net Income
 Before Taxes                                                                (3,246)                    0                                  (19,978)                   0
Taxes                                                                                     0                       0                                             0                    0
Income                                                                         $ (3,246)                  $0                                $ (19,978)               $ 0

Loss Per
Common Share                                                           $ (0.00)                    $ (0.00)                        $ (0.00)                   $ (0.00)

Weighted Average
Shares Outstanding                                                  7,958,367                  7,958,367                    7,958,367                  7,958,367

Cyttran International, Inc.

Statements of Cash Flows

                                                                                               For the Six Months Ended
                                                                                                March 31,        March 31,
                                                                                                   2001                    2000

Cash Flows from
Operating Activities

Net Income (Loss)                                                                                             $ (19,978)                 $0
Increase (Decrease)
in Accounts Payable                                                                                             19,978                     0

Net Cash Provided
By Operating Activities                                                                                                 0                      0
Cash Flows from
Investing Activities                                                                                                        0                      0

Net Cash Provided
By Investing Activities                                                                                                0                         0

Cash Flows from
Financing Activities                                                                                                      0                          0

Net Cash Provided
By Financing                                                                                                                 0                           0

Increase in Cash
And Cash Equivalents                                                                                                0                              0

Cash and Cash
Equivalents at
Beginning of Period                                                                                                       0                             0

Cash and Cash
Equivalents at
End of Period                                                                                                                 $ 0                        $ 0

Supplement Cash Disclosure
Interest                                                                                                                           $ 0                         $ 0
taxes                                                                                                                                   0                             0

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

NOTE 2 - CHANGE IN DOMICILE

In the month of January, the Company created and later merged with a Nevada subsidiary. The company is now a Nevada corporation.

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

Item 1.                                        Legal Proceedings                                                                     None
Item 2.                                        Changes in Securities                                                               None
Item 3.                                        Defaults Upon Senior Securities                                            None
Item 4.                                       Submission of Matters to a Vote of Security Holders        None
Item 5.                                       Other Information

In the month of January, the Company created and later merged with a Nevada subsidiary. The company is now a Nevada corporation.

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