Form 10QSB
period 2001-06-30
CYTTRAN INTERNATIONAL INC
filed 2001-08-15
CIK 706212

FORM 10-QSB/A

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended                                                           June 30, 2001

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

Yes                           X No

37,958,367
(Number of shares of common stock the registrant had
outstanding as of July 6, 2001)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and changes in its financial position from September 30, 2000 through June 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cyttran International, Inc.
Balance Sheet

                                                                                                                                       June                         September
                                                                                                     30, 2001                        30, 2000
                                                                                                   Unaudited

Assets
Current Assets                                                                                                                   $ -                               $ -

Total Assets                                                                                                                         $ -                              $ -

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                                                                               19,978                       -
Taxes Payable                                                                                                                           400                  400

Total Current Liabilities                                                                                                        20,378               400

Stockholders' Equity
Common Stock, 50,000,000 Shares
authorized at $0.001 par value;
7,758,367 shares issued and outstanding                                                                         79,583               79,583
Capital in Excess of Par Value                                                                                            864,941            864,941
Retained Earnings                                                                                                              (964,902)        (944,924)
Total Stockholders' Equity                                                                                                  (20,378)             (400)

Total Liabilities and Stockholders' Equity                                                                       $ -                      $ -

Cyttran International, Inc.

Statements of Operations
Unaudited

                                                                                      For the Three Months Ended                        For the Nine Months Ended
                                                                  June 30,                   June 30,                           June 30,                June 30,
                                                                      2001                        2000                                 2001                      2000

Revenues                                                                          $ -                           $ -                                      $ -                         $ -

Expenses                                                                                -                          -                                       19,978                       -

Net Income
Before Taxes                                                                          -                         -                                         (19,978)                   -

Taxes                                                                                        -                         -                                                  -                     -

Income                                                                                   $ -                       $ -                                        $ (19,978)             $ -

Loss Per
Common Share                                                                      $ (0.00)              $ (0.00)                                 $ (0.00)               $ (0.00)

Weighted Average
Shares Outstanding                                                           7,958,367              7,958,367                          7,958,367               7,958,367

Cyttran International, Inc.

Statements of Cash Flows

                                                                                                           For the Nine Months Ended
                                                                                                                 June 30,       June 30,
                                                                                                                    2001                  2000

Cash Flows from
Operating Activities

Net Income (Loss)                                                                                                                      $ (19,978)               $ -

Increase (Decrease)
in Accounts Payable                                                                                                                      19,978                    -

Net Cash Provided
By Operating Activities                                                                                                                           -                    -

Cash Flows from
Investing Activities                                                                                                                                   -                     -

Net Cash Provided
By Investing Activities                                                                                                                               -                  -

Cash Flows from
Financing Activities                                                                                                                                     -                   -

Net Cash Provided
by Financing                                                                                                                                                   -                  -

Increase in Cash
And Cash Equivalents                                                                                                                                     -                -

Cash and Cash
Equivalents at
Beginning of Period                                                                                                                                         -                -

Cash and Cash
Equivalents at
End of Period                                                                                                                                                   $ -              $ -

Supplement Cash Disclosure
Interest                                                                                                                                                               $ -            $ -

Taxes                                                                                                                                                                     -               -

Cyttran International, Inc.
Notes to the Financial Statements
June 30, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The financial statements for the six months ended June 30, 2001 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2001. The results of the nine months are not indicative of a full year of operation for the Company.

NOTE 2 - CHANGE IN DOMICILE

In the month of January, the Company created and later merged with a Nevada subsidiary. The company is now a Nevada corporation.

NOTE 3 - SUBSEQUENT EVENTS

Subsequent to June 30, 2001, the Company issued 30,000,000 shares of common stock to investors who advanced funds to cover general and administrative expenses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(20,378) as operating capital at June 30, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the periods ended June 30, 2001 and June 30, 2000, the registrant had a net loss of $(0) and $(0) respectively.

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

Dated July 6, 2001 Cyttran International, Inc.

/s/ Robert Wallace