Form 10KSB
period 2001-09-30
CYTTRAN INTERNATIONAL INC
filed 2002-01-22
CIK 706212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended September 30, 2001

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

4766 South Holladay Boulevard, Holladay, Utah 84117

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 308-0011

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended September 30, 2001: $ 0.

As of January 14, 2002 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of January 14, 2002 the number of shares outstanding of the Registrant's Common Stock was 7,958,367.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None - not applicable

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Because this report is being prepared in 2001, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 2001 there appeared to be little or no trading in the stock of the Company. As of January 14, 2002, the Company had approximately 243 shareholders of record.

The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

Financial Condition

The Company had no revenue during the year ended September 30, 2001. Total stockholders' equity was $(22,378), as compared to $(400) at September 30, 2000. The Company has no operating capital for future operations.

Liquidity and Capital Resources

The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operations

The Company reported a loss of $(21,978) for the year ended September 30, 2001, compared to a loss of $(200) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

Independent Auditors' Report

Balance Sheets as of September 30, 2001.

Statements of Operations for the years ended September 30, 2001 and September 30, 2000.

Statement of Stockholders' Equity for the period from October 1, 1998 to September 30, 2001.

Statement of Cash Flows for the years ended September 30, 2001 and September 30, 2000.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

/Letterhead/

INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
Cyttran International, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Cyttran International, Inc. as of September 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit. The financial statements of Cyttran International, Inc., as of September 30, 2000, were audited by other auditors whose report dated November 16, 2000, expressed an unqualified opinion on those statements, therefore we offer no opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyttran International, Inc. at September 30, 2001, and the results of its operations and cash flows for the year ended September 30, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has little operating capital and has had only startup operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Bierwolf, Nilson & Associates
Salt Lake City, UT
January 14, 2002

Cyttran International, Inc.
Balance Sheet

ASSETS

                                                                                                                 September 30,
                                                                                                                       2001

CURRENT ASSETS

Cash                                                                                                              $ 640

TOTAL ASSETS                                                                                           $ 640

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                                                                        $ 20,578

Taxes Payable (Note 2)                                                                                       400

Interest Payable                                                                                                     40

Total Current Liabilities                                                                                 21,018

LONG TERM LIABILITIES

Notes Payable (Note 4)                                                                                2,000

TOTAL LIABILITIES                                                                               23,018

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock 50,000,000 shares
authorized at $.01 par value;
7,958,367 shares issued and outstanding                                                    79,583
Capital in Excess of Par Value                                                                 864,941
Retained Deficit                                                                                    (966,902)

Total Stockholders' Equity (Deficit)                                                        (22,378)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY(DEFICIT)                                               $ 640

Cyttran International, Inc.
Statements of Operations

                                                                                                         For the Year Ended
                                                                                                 September 30, September 30,
                                                                                                      2001                2000

REVENUE                                                                                     $ -                   $ -

EXPENSES                                                                                                           -

General & Administrative                                                                21,738              -

Interest                                                                                                  40             -

Total Expenses                                                                               21,778             -

NET INCOME (LOSS) - Before Taxes                                       (21,778)             -

Taxes (Note 1)                                                                                   200            200

INCOME (LOSS)                                                                    $ (21,978)      $ (200)

Loss Per Common Share (Note 1)                                                        -                 -

Weighted Average Outstanding Shares                                      7,958,367        7,958,367

Cyttran International, Inc.
Statements of Stockholders' Equity
From September 30, 1998 to September 30, 2001

                                                                                                                                  Capital In
                                                                   Common Common      Excess of Retained
                                                                   Shares         Stock          Par Value Deficit

Balance, September 30, 1998                 7,958,367      79,583          863,441            (944,524)

Contribution to Capital                                     -                  -                1,500                       -

Loss for the Year Ended
September 30, 1999                                                                                                           (200)

Balance, September 30, 1999               7,958,367        79,583           864,941              (944,724)

Loss for the Year Ended
September 30, 2000                                                                                                             (200)

Balance, September 30, 2000             7,958,367            79,583            864,941              (944,924)

Loss for the Year Ended
September 30, 2001                                                                                                          (21,978)

Balance, September 30, 2001             7,958,367        $ 79,583             $ 864,941       $ (966,902)

Cyttran International, Inc.

 Statements of Cash Flows

                                                                                                        For the Year Ended
                                                                                                 September 30, September 30,
                                                                                                     2001                    2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                                               $ (21,978)                 $ (200)

Increase in Accounts Payable                                                       20,578                         -

Increase in Interest Payable                                                                  40                      200

Net Cash Provided by Operating Activities                                   (1,360)                        -

CASH FLOWS FROM INVESTING ACTIVITIES                          -                           -

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Related Note Payable                                              2,000                         -

Net Cash Used by Financing Activities                                            2,000                        -

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                        640                          -

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF PERIOD                                                  -                           -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                                   $ 640                        $ -

CASH PAID DURING THE PERIOD FOR:
Interest                                                                                            $ -                            $ -

Income Taxes                                                                                     -                               -

Cyttran International, Inc.
Notes to the Financial Statements
September 30, 2001

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2001 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $967,000 at September 30, 2001. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2001 have been offset by valuation reserves of the same amount.

The Company has available approximately $967,000 in net operating loss carryforwards that has begun to expire in the year 2000. The Company has accrued $200 per year minimum state income taxes.

Cyttran International, Inc.

Notes to the Financial Statements
September 30, 2001

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

NOTE 4 - NOTE PAYABLE

The Company issued a Promissory Note in the amount of $2,000 to an individual investor. The note carries an interest rate of 8% per annum, effective on the date of the note, accrued interest on the note at September 30, 2001 is $40.

NOTE 5 - GOING CONCERN

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

NOTE 6 - SUBSEQUENT EVENT

The 30,000,000 shares of common stock noted as a subsequent event in the June 30, 2001 report have been rescinded. There was no cash received by the Company nor services performed on behalf of the Company for these shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                                 Age                                                         Director
Name                      (2001)                           Since Position with the Company

Robert Wallace           51                                 1999                   Director/President

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

Item 13. Exhibits, and Reports on Form 8-K

None

b) The Registrant filed no current reports on Form 8-K during the fiscal year ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyttran International, Inc.

By:

/s/ Robert Wallace

Dated: January 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                                     DATE
/s/ Robert Wallace                       President and Director                            January 14, 2002
(Principal Executive and
Financial Officer)