Form 10QSB/A
period 2001-12-31
CYTTRAN INTERNATIONAL INC
filed 2002-02-14
CIK 706212

FORM 10-QSB/A

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2001

Commission File Number 2-79056

CYTTRAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY                                                          22-2325592
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification No.)

4766 South Holladay Blvd. Holladay UT 84117
(Address of principal executive offices)

Registrant's telephone number including area code (801) 308-0011

6975 South Union Park Center #600 Midvale UT 84047
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

7,958,367
(Number of shares of common stock the registrant had
outstanding as of February 13, 2002)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2001 and the results of its operations and changes in its financial position from September 30, 2001 through December 31, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cyttran International, Inc.

Balance Sheets

                                                                                                               December 31,                       September 30,
                                                                                          2001                                     2001
                                                                                    Unaudited

Assets

Current Assets

Cash                                                                                                          $ 631                                          $ 640

Total Assets                                                                                           $ 631                                          $ 640

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                                              6,100                                         6,100

Taxes payable                                                                                        400                                            400

Interest payable                                                                                    442                                              40

Note payable                                                                                    14,478                                         14,478

Total Current Liabilities                                                                  21,420                                       21,018

Long Term Liabilities

Note payable                                                                                     2,000                                             2,000

Total Liabilities                                                                                 2 3,420                                        23,018

Stockholders' Equity

Common stock, 50,000,000 shares
authorized at $0.001 par value;
7,958,367 shares issued and outstanding                                  79,583                                       79,583
Capital in excess of par value                                                     864,941                                     864,941
Retained earnings                                                                       (967,313)                                  (966,902)

Total Stockholders' Equity                                                           (22,789)                                  (22,378)

Total Liabilities and Stockholders' Equity                                    $ 631                                     $ 640

Cyttran International, Inc.

Statements of Operations
Unaudited

                                                                                    For the Three                            For the Three
                                                                                   Months Ended                          Months Ended
                                                                                  December 31,                               December 31,
                                                                                         2001                                                  2000

Revenues                                                                                                  $ -                                               $ -

Expenses

General & administrative                                                                       9 16,732

Interest                                                                                                            402                                           -

Net income before taxes                                                                             (411)                                       (16,732)

Taxes                                                                                                                 -                                                -

Income                                                                                                          $ (411)                                  $ (16,732)

Loss per common share                                                                             $ -                                        $ -

Weighted average shares outstanding                                                   7,958,367                                7,958,367

Cyttran International, Inc.

Statements of Cash Flows

                                                                                                                                     For the Three                      For the Three
                                                                                                    Months Ended                   Months Ended
                                                                                                   December 31,                        December 31,
                                                                                                       2001                                           2000

Cash used by operating activities

Net income (Loss)                                                                                                     $ (411)                                   $ (16,732)

Increase (Decrease)
in accounts payable                                                                                                         -                                            16,732

in interest payable                                                                                                           402                                               -

Net cash provided by operating activities                                                                     (9)                                            -

Cash flows from investing activities                                                                                 -                                            -

Net cash provided by investing activities                                                                        -                                              -

Cash flows from financing activities                                                                                  -                                              -

Net cash provided by financing activities                                                                         -                                             -

Increase in cash and cash equivalents                                                                           (9)                                            -

Cash and cash equivalents at
beginning of the period                                                                                                     640                                            -

Cash and cash equivalents at
end of the period                                                                                                               $ 631                                     $ -

Supplement cash disclosure

Interest                                                                                                                             $ -                                            $ -

Taxes                                                                                                                                    -                                              -

Cyttran International, Inc.
Notes to the Financial Statements
December 31, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The financial statements for the three months ended December 31, 2001 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2001. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 audited financial statements. The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(22,789) as operating capital at December 31, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the periods ended December 31, 2001 and December 31, 2000, the registrant had a net loss of $(411) and $(16,732) respectively.

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

Dated February 13, 2002 Cyttran International, Inc.

/s/ Robert Wallace