Form 10KSB/A
period 2001-09-30
CYTTRAN INTERNATIONAL INC
filed 2002-02-15
CIK 706212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-KSB/A

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None - not applicable

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is not currently trading in any public markets. As of January 14, 2002, the Company had approximately 242 shareholders of record.

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

/S/ Bierwolf, Nilson & Associates
Salt Lake City, UT
January 14, 2002

Cyttran International, Inc.
Balance Sheet

ASSETS

                                                                                                                September 30,
                                                                                                                     2001

CURRENT ASSETS

Cash                                                                                                                 $ 640

TOTAL ASSETS                                                                                             $ 640

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                                                                        $ 6,100

Taxes Payable (Note 2)                                                                                   400

Interest Payable (Note 5)                                                                                 40

Note Payable (Note 4)                                                                                14,478

Total Current Liabilities                                                                              21,018

LONG TERM LIABILITIES

Note Payable (Note 5)                                                                            2,000

TOTAL LIABILITIES                                                                            23,018

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

Cyttran International, Inc.
Statements of Operations

                                                                                           For the Year Ended
                                                                                    September 30,        September 30,
                                                                                          2001                        2000

REVENUE                                                                         $ -                           $ -

EXPENSES                                                                         -

General & Administrative                                                    21,738                         -

Interest                                                                                     40                          -

Total Expenses                                                                  21,778                         -

NET INCOME (LOSS) - Before Taxes                          (21,778)                        -

Taxes (Note 2)                                                                        200                       200

INCOME (LOSS)                                                        $ (21,978)                $ (200)

Loss Per Common Share                                              $ -                            $ -

Weighted Average Outstanding Shares                             7,958,367               7,958,367

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

Cyttran International, Inc.

Statements of Cash Flows

                                                                                                         For the Year Ended
                                                                                                 September 30,          September 30,
                                                                                                       2001                               2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                                                   $ (21,978)                            $ (200)

Increase in Accounts Payable                                                             6,100                                     -

Increase in Interest Payable                                                                                                      40 200

Net Cash Provided by Operating Activities                                  (15,838)                                    -

CASH FLOWS FROM INVESTING ACTIVITIES                         -                                           -

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Note Payable for services                                                                                     14,478

Proceeds from Related Note Payable                                              2,000                                      -

Net Cash Used by Financing Activities                                          16,478                                      -

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                        640                                    -

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF PERIOD                                                  -                                          -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                                     $ 640                                 $ -

CASH PAID DURING THE PERIOD FOR:

Interest                                                                                              $ -                                    $  -

Income Taxes                                                                                       -                                       -

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

NOTE 4 - SHORT-TERM NOTE PAYABLE

The Company issued a convertible note payable in place of an outstanding accounts payable in the amount of $14,478. The note is convertible to the Company's common shares at par value per share, provided, however, such conversion may be made in amounts that do not result in the creation of new affiliate status or in the issuance of control to one person, or a group of persons who are affiliates to each other. The note carries an interest rate of 10% per annum and is due on demand. Since the note was issued on September 30, 2001 there was no interest accrued.

NOTE 5 - LONG-TERM NOTE PAYABLE

The Company issued a promissory note in the amount of $2,000 to an individual investor. The note carries an interest rate of 8% per annum, effective on the date of the note, accrued interest on the note at September 30, 2001 is $40.

NOTE 6 - GOING CONCERN

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

NOTE 7 - SUBSEQUENT EVENTS

The 30,000,000 shares of common stock noted as a subsequent event in the June 30, 2001 report have been rescinded. There was no cash received by the Company nor services performed on behalf of the Company for these shares.

The Company's management stated in reports for the quarters ended March 31, and June 30, 2001 that the Company had merged with a Nevada corporation changing its domicile to Nevada. Since this event was later revoked the Company's domicile remains in New Jersey.

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

Robert Wallace 66 1999 Director/President

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                       Amount and Nature
Name and Address                                        Of Beneficial Percent of
of Beneficial Owner                                              Ownership Class

206 Investors, LLC                                      4,256,827           53.5%
Robert Wallace (Director)                                      -                       -

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

(Principal Executive andFinancial Officer)